Form 10-K
period 2020-12-31
GS Mortgage Securities Trust 2020-GC47
filed 2021-03-18
CIK 1810050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-226082-07

Central Index Key Number of the issuing entity: 0001810050

GS Mortgage Securities Trust 2020-GC47

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4139319 38-4139320 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       ☐                                        Accelerated filer                                                                         ☐

Non-accelerated filer         ⌧  (Do not check if a smaller reporting company)                                         Smaller reporting company                                                         ☐

                                                                                Emerging growth company                                                         ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The 711 Fifth Avenue Mortgage Loan, which constituted approximately 8.1% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the 711 Fifth Avenue Mortgage Loan, which is an asset of the issuing entity, and nineteen other pari passu loans, which are not assets of the issuing entity. This loan combination, including the 711 Fifth Avenue Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the PCI Pharma Portfolio Mortgage Loan, which constituted approximately 2.2% of the asset pool of the issuing entity as of its cut-off date.  The PCI Pharma Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the PCI Pharma Portfolio Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2019-GC44 Mortgage Trust transaction, Commission File Number 333-226943-05 (the “COMM 2019-GC44 Transaction”). This loan combination, including the PCI Pharma Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2019-GC44 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 650 Madison Avenue Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date.  The 650 Madison Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 650 Madison Avenue Mortgage Loan and eighteen other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MAD Commercial Mortgage Trust 2019-650M transaction (the “MAD 2019-650M Transaction”). This loan combination, including the 650 Madison Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MAD 2019-650M Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 1633 Broadway Mortgage Loan, which constituted approximately 8.4% of the asset pool of the issuing entity as of its cut-off date.  The 1633 Broadway Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 1633 Broadway Mortgage Loan and thirty-four other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BWAY Trust 2019-1633 transaction (the “BWAY 2019-1633 Transaction”). This loan combination, including the 1633 Broadway Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BWAY 2019-1633 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers Buildings A, B & C Mortgage Loan, which constituted approximately 8.4% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers Buildings A, B & C Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers Buildings A, B & C Mortgage Loan and nineteen other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MOFT Trust 2020-ABC transaction (the “MOFT 2020-ABC Transaction”). This loan combination, including the Moffett Towers Buildings A, B & C Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MOFT 2020-ABC Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Midland Atlantic Portfolio Mortgage Loan, which constituted approximately 1.9% of the asset pool of the issuing entity as of its cut-off date.  The Midland Atlantic Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Midland Atlantic Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2020-GC46 transaction, Commission File Number 333-228597-06 (the “CGCMT 2020-GC46 Transaction”). This loan combination, including the Midland Atlantic Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2020-GC46 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 525 Market Street Mortgage Loan, which constituted approximately 1.3% of the asset pool of the issuing entity as of its cut-off date.  The 525 Market Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 525 Market Street Mortgage Loan and ten other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MKT 2020-525M Mortgage Trust transaction (the “MKT 2020-525M Transaction”). This loan combination, including the 525 Market Street Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MKT 2020-525M Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 555 10th Avenue Mortgage Loan, which constituted approximately 6.5% of the asset pool of the issuing entity as of its cut-off date.  The 555 10th Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 555 10th Avenue Mortgage Loan and one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity. The other pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2020-555 transaction (the “CGCMT 2020-555 Transaction”). This loan combination, including the 555 10th Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CGCMT 2020-555 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the City National Plaza Mortgage Loan, which constituted approximately 6.5% of the asset pool of the issuing entity as of its cut-off date.  The City National Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the City National Plaza Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2020-CNP transaction (the “MSC 2020-CNP Transaction”). This loan combination, including the City National Plaza Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MSC 2020-CNP Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Moffett Towers Buildings A, B & C Mortgage Loan and the 525 Market Street Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Moffett Towers Buildings A, B & C Mortgage Loan, the 1633 Broadway Mortgage Loan, the City National Plaza Mortgage Loan, the 525 Market Street Mortgage Loan and the PCI Pharma Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 1633 Broadway Mortgage Loan and the 650 Madison Avenue Mortgage Loan and the primary servicer and special servicer of the City National Plaza Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the PCI Pharma Portfolio Mortgage Loan and the Midland Atlantic Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the PCI Pharma Portfolio Mortgage Loan and the Midland Atlantic Portfolio Mortgage Loan and the primary servicer and special servicer of the 555 10th Avenue Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Citibank, N.A. is the custodian of the 650 Madison Avenue Mortgage Loan, the 555 10th Avenue Mortgage Loan and the Midland Atlantic Portfolio Mortgage Loan.  As a result, Citibank, N.A. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index, and exclude the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB,  relating to the maintenance of collateral or security on pool assets and the safeguarding of pool assets and related documents as required by the trust and servicing agreement for the MAD 2019-650M Transaction, the trust and servicing agreement for the CGCMT 2020-555 Transaction and the pooling and servicing agreement for the CGCMT 2020-GC46 Transaction, which servicing criteria have been assessed by U.S. Bank National Association, as a servicing function participant, as described below in these Explanatory Notes.

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by Citibank, N.A., as custodian of the 650 Madison Avenue Mortgage Loan, the 555 10th Avenue Mortgage Loan and the Midland Atlantic Portfolio Mortgage Loan, to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

Situs Holdings, LLC is the special servicer of the 1633 Broadway Mortgage Loan and the 525 Market Street Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Situs Holdings, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Situs Holdings, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Situs Holdings, LLC because Situs Holdings, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

CWCapital Asset Management LLC is the special servicer of the Moffett Towers Buildings A, B & C Mortgage Loan and the Midland Atlantic Portfolio Mortgage Loan. As a result, CWCapital Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by CWCapital Asset Management LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the PCI Pharma Portfolio Mortgage Loan, the 1633 Broadway Mortgage Loan and the City National Plaza Mortgage Loan.  Pursuant to the pooling and servicing agreement for the COMM 2019-GC44 Transaction, the trust and servicing agreement for the BWAY 2019-1633 Transaction and the trust and servicing agreement for the MSC 2020-CNP Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the PCI Pharma Portfolio Mortgage Loan, the 1633 Broadway Mortgage Loan and the City National Plaza Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 650 Madison Avenue Mortgage Loan, the Moffett Towers Buildings A, B & C Mortgage Loan, the Midland Atlantic Portfolio Mortgage Loan, the 525 Market Street Mortgage Loan and the 555 10th Avenue Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the MAD 2019-650M Transaction, the trust and servicing agreement for the MOFT 2020-ABC Transaction, the pooling and servicing agreement for the CGCMT 2020-GC46 Transaction, the trust and servicing agreement for the MKT 2020-525M Transaction and the trust and servicing agreement for the CGCMT 2020-555 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 650 Madison Avenue Mortgage Loan, the Moffett Towers Buildings A, B & C Mortgage Loan, the Midland Atlantic Portfolio Mortgage Loan, the 525 Market Street Mortgage Loan and the 555 10th Avenue Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Moffett Towers Buildings A, B & C Mortgage Loan and the 525 Market Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the PCI Pharma Portfolio Mortgage Loan, the 1633 Broadway Mortgage Loan, the Moffett Towers Buildings A, B & C Mortgage Loan, the 525 Market Street Mortgage Loan, the City National Plaza Mortgage Loan, the 650 Madison Avenue Mortgage Loan, the Midland Atlantic Portfolio Mortgage Loan and the 555 10th Avenue Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the PCI Pharma Portfolio Mortgage Loan, the 650 Madison Avenue Mortgage Loan, the 1633 Broadway Mortgage Loan and the 525 Market Street Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the PCI Pharma Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the PCI Pharma Portfolio Mortgage Loan, LNR Partners, LLC as special servicer of the 650 Madison Avenue Mortgage Loan and Situs Holdings, LLC as special servicer of the 1633 Broadway Mortgage Loan and the 525 Market Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian, and U.S. Bank National Association, as servicing function participant.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.   U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.   On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.   U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on May 21, 2020 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the PCI Pharma Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2019-GC44 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2019-GC44 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2019-GC44 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 650 Madison Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the MAD 2019-650M Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the MAD 2019-650M Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MAD 2019-650M Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 1633 Broadway Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BWAY 2019-1633 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the BWAY 2019-1633 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BWAY 2019-1633 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers Buildings A, B & C Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the MOFT 2020-ABC Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the MOFT 2020-ABC Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MOFT 2020-ABC Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Midland Atlantic Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2020-GC46 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2020-GC46 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2020-GC46 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 525 Market Street Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the MKT 2020-525M Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the MKT 2020-525M Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MKT 2020-525M Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 555 10th Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the CGCMT 2020-555 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the CGCMT 2020-555 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2020-555 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the City National Plaza Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the MSC 2020-CNP Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the MSC 2020-CNP Transaction incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2020-CNP Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1          Pooling and Servicing Agreement, dated as of May 1, 2020, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.2          Pooling and Servicing Agreement, dated as of December 1, 2019, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.3          Trust and Servicing Agreement, dated as of December 8, 2019, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, KeyBank National Association, as Servicer, LNR Partners, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Certificate Administrator (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.4          Trust and Servicing Agreement, dated as of December 20, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, KeyBank National Association, as Servicer, Situs Holdings, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.5          Trust and Servicing Agreement, dated as of February 26, 2020, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator and Custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.6          Pooling and Servicing Agreement, dated as of February 1, 2020, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.7          Trust and Servicing Agreement, dated as of February 26, 2020, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer, Situs Holdings, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator and Custodian (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.8          Trust and Servicing Agreement, dated as of March 6, 2020, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Certificate Administrator (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.9          Trust and Servicing Agreement, dated as of May 1, 2020, by and among Morgan Stanley Capital I Inc., as Depositor, KeyBank National Association, as Servicer and Special Servicer, and Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.10        Co-Lender Agreement, dated as of December 20, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1-S-1 Holder, Initial Note A-1-C-1 Holder, Initial Note A-1-C-2 Holder, Initial Note A-1-C-3 Holder, Initial Note A-1-C-4 Holder, Initial Note A-1-C-5 Holder, Initial Note A-1-C-6 Holder, Initial Note A-1-C-7 Holder and Initial Note B-1 Holder, DBR Investments Co. Limited, as Initial Note A-2-S-1 Holder, Initial Note A-2-C-1 Holder, Initial Note A-2-C-2 Holder, Initial Note A-2-C-3 Holder, Initial Note A-2-C-4 Holder, Initial Note A-2-C-5 Holder, Initial Note A-2-C-6 Holder, Initial Note A-2-C-7 Holder and Initial Note B-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3-S-1 Holder, Initial Note A-3-C-1 Holder, Initial Note A-3-C-2 Holder, Initial Note A-3-C-3 Holder, Initial Note A-3-C-4 Holder, Initial Note A-3-C-5 Holder, Initial Note A-3-C-6 Holder, Initial Note A-3-C-7 Holder and Initial Note B-3 Holder, and Wells Fargo Bank, National Association, as Initial Note A-4-S-1 Holder, Initial Note A-4-C-1 Holder, Initial Note A-4-C-2 Holder, Initial Note A-4-C-3 Holder, Initial Note A-4-C-4 Holder, Initial Note A-4-C-5 Holder, Initial Note A-4-C-6 Holder, Initial Note A-4-C-7 Holder and Initial Note B-4 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.11        Co-Lender Agreement, dated as of February 26, 2020, by and among Goldman Sachs Bank USA, as Initial Note A-1-S-1 Holder, Initial Note A-1-C-1 Holder, Initial Note A-1-C-2 Holder, Initial Note A-1-C-3 Holder, Initial Note A-1-C-4 Holder, Initial Note A-1-C-5 Holder, Initial Note A-1-C-6 Holder, Initial Note A-1-C-7 Holder, Initial Note A-1-C-8 Holder, Initial Note A-1-C-9 Holder, Initial Note A-1-C-10 Holder and Initial Note B-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-S-1 Holder, Initial Note A-2-C-1 Holder, Initial Note A-2-C-2 Holder, Initial Note A-2-C-3 Holder, Initial Note A-2-C-4 Holder and Initial Note B-2 Holder, and DBR Investments Co. Limited, as Initial Note A-3-S-1 Holder, Initial Note A-3-C-1 Holder, Initial Note A-3-C-2 Holder, Initial Note A-3-C-3 Holder, Initial Note A-3-C-4 Holder and Initial Note B-3 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.12        Agreement Between Noteholders, dated as of May 21, 2020, by and among Goldman Sachs Bank USA, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 Holder, Initial Note A-1-4 Holder, Initial Note A-1-5 Holder, Initial Note A-1-6 Holder, Initial Note A-1-7 Holder, Initial Note A-1-8 Holder, Initial Note A-1-9 Holder, Initial Note A-1-10 Holder, Initial Note A-1-11 Holder, Initial Note A-1-12 Holder, Initial Note A-1-13 Holder, Initial Note A-1-14 Holder, Initial Note A-1-15 Holder, Initial Note A-1-16 Holder and Initial Note A-1-17 Holder, and Bank of America, N.A., as Initial Note A-2-1 Holder, Initial Note A-2-2 Holder, Initial Note A-2-3 Holder and Initial Note A-2-4 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.13        Agreement Between Noteholders, dated as of November 26, 2019, by and among Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Initial Note A-4 Holder, Goldman Sachs Bank USA, as Initial Note A-2 Holder and Initial Note A-5 Holder, Barclays Capital Real Estate Inc., as Initial Note A-3 Holder and Initial Note A-6 Holder, BMO Harris Bank N.A., as Initial Note A-7 Holder, Citi Real Estate Funding Inc., as Initial Note B-1 Holder, Goldman Sachs Bank USA, as Initial Note B-2 Holder, Barclays Capital Real Estate Inc., as Initial Note B-3 Holder, and BMO Harris Bank N.A., as Initial Note B-4 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.14        Agreement Between Note Holders, dated as of May 13, 2020, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder, and Goldman Sachs Bank USA, as Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8 Holder and Initial Note A-9 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.15        Co-Lender Agreement, dated as of March 10, 2020, between Citi Real Estate Funding, Inc., as Initial Note A-1 Holder, Citi Real Estate Funding, Inc., as Initial Note A-2 Holder, Citi Real Estate Funding, Inc., as Initial Note A-3 Holder, and Citi Real Estate Funding, Inc., as Initial Note B Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.16        Agreement Between Noteholders, dated as of November 12, 2019, by and between Goldman Sachs Bank USA, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial A-6 Holder and Initial Note A-7 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.17        Agreement Between Noteholders, dated as of February 26, 2020, by and between Goldman Sachs Bank USA, as Initial Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

4.18        Co-Lender Agreement, dated as of February 26, 2020, by and among Barclays Bank PLC, as Note A-1 Holder and Note A-2 Holder, Barclays Capital Real Estate Inc., as Initial Note A-3 Holder, Initial Note A-8 Holder and Initial Note B-1 Holder, Goldman Sachs Bank USA, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-9 Holder and Initial Note B-2 Holder, and Wells Fargo Bank, National Association, as Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-10 Holder and Initial Note B-3 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

31           Rule 13a-14(d)/15d-14(d) Certifications.

33           Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1        Wells Fargo Bank, National Association, as Master Servicer

33.2        KeyBank National Association, as Special Servicer

33.3        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4        Wells Fargo Bank, National Association, as Certificate Administrator

33.5        Wells Fargo Bank, National Association, as Custodian

33.6        Park Bridge Lender Services LLC, as Operating Advisor

33.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8        National Tax Search, LLC, as Servicing Function Participant

33.9        Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.10      KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.2)

33.11      Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.12      Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.13      Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.6)

33.14      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.15      National Tax Search, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.8)

33.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the PCI Pharma Portfolio Mortgage Loan

33.17      Rialto Capital Advisors, LLC, as Special Servicer of the PCI Pharma Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.18      Wells Fargo Bank, National Association, as Trustee of the PCI Pharma Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.19      Wells Fargo Bank, National Association, as Custodian of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 33.5)

33.20      Park Bridge Lender Services LLC, as Operating Advisor of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 33.6)

33.21      KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 33.2)

33.22      LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan

33.23      Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.24      Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

33.25      U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

33.26      KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 33.2)

33.27      Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan

33.28      Wells Fargo Bank, National Association, as Trustee of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.29      Wells Fargo Bank, National Association, as Custodian of the 1633 Broadway Mortgage Loan (see Exhibit 33.5)

33.30      Pentalpha Surveillance LLC, as Operating Advisor of the 1633 Broadway Mortgage Loan

33.31      Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 33.1)

33.32      CWCapital Asset Management LLC, as Special Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

33.33      Wilmington Trust, National Association, as Trustee of the Moffett Towers Buildings A, B & C Mortgage Loan (Omitted. See Explanatory Notes.)

33.34      Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 33.5)

33.35      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 33.7)

33.36      National Tax Search, LLC, as Servicing Function Participant of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 33.8)

33.37      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Midland Atlantic Portfolio Mortgage Loan (see Exhibit 33.16)

33.38      CWCapital Asset Management LLC, as Special Servicer of the Midland Atlantic Portfolio Mortgage Loan (see Exhibit 33.32)

33.39      Wilmington Trust, National Association, as Trustee of the Midland Atlantic Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40      Citibank, N.A., as Custodian of the Midland Atlantic Portfolio Mortgage Loan (see Exhibit 33.24)

33.41      Park Bridge Lender Services LLC, as Operating Advisor of the Midland Atlantic Portfolio Mortgage Loan (see Exhibit 33.6)

33.42      U.S. Bank National Association, as Servicing Function Participant of the Midland Atlantic Portfolio Mortgage Loan (see Exhibit 33.25)

33.43      Wells Fargo Bank, National Association, as Primary Servicer of the 525 Market Street Mortgage Loan (see Exhibit 33.1)

33.44      Situs Holdings, LLC, as Special Servicer of the 525 Market Street Mortgage Loan (see Exhibit 33.27)

33.45      Wilmington Trust, National Association, as Trustee of the 525 Market Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.46      Wells Fargo Bank, National Association, as Custodian of the 525 Market Street Mortgage Loan (see Exhibit 33.5)

33.47      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 525 Market Street Mortgage Loan (see Exhibit 33.7)

33.48      National Tax Search, LLC, as Servicing Function Participant of the 525 Market Street Mortgage Loan (see Exhibit 33.8)

33.49      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 555 10th Avenue Mortgage Loan (see Exhibit 33.16)

33.50      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 555 10th Avenue Mortgage Loan (see Exhibit 33.16)

33.51      Wilmington Trust, National Association, as Trustee of the 555 10th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.52      Citibank, N.A., as Custodian of the 555 10th Avenue Mortgage Loan (see Exhibit 33.24)

33.53      U.S. Bank National Association, as Servicing Function Participant of the 555 10th Avenue Mortgage Loan (see Exhibit 33.25)

33.54      KeyBank National Association, as Primary Servicer of the City National Plaza Mortgage Loan (see Exhibit 33.2)

33.55      KeyBank National Association, as Special Servicer of the City National Plaza Mortgage Loan (see Exhibit 33.2)

33.56      Wells Fargo Bank, National Association, as Trustee of the City National Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.57      Wells Fargo Bank, National Association, as Custodian of the City National Plaza Mortgage Loan (see Exhibit 33.5)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as Master Servicer

34.2        KeyBank National Association, as Special Servicer

34.3        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4        Wells Fargo Bank, National Association, as Certificate Administrator

34.5        Wells Fargo Bank, National Association, as Custodian

34.6        Park Bridge Lender Services LLC, as Operating Advisor

34.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8        National Tax Search, LLC, as Servicing Function Participant

34.9        Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.10      KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.2)

34.11      Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.12      Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.13      Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.6)

34.14      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.15      National Tax Search, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.8)

34.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the PCI Pharma Portfolio Mortgage Loan

34.17      Rialto Capital Advisors, LLC, as Special Servicer of the PCI Pharma Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.18      Wells Fargo Bank, National Association, as Trustee of the PCI Pharma Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.19      Wells Fargo Bank, National Association, as Custodian of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 34.5)

34.20      Park Bridge Lender Services LLC, as Operating Advisor of the PCI Pharma Portfolio Mortgage Loan (see Exhibit 34.6)

34.21      KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 34.2)

34.22      LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan

34.23      Wilmington Trust, National Association, as Trustee of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.24      Citibank, N.A., as Custodian of the 650 Madison Avenue Mortgage Loan

34.25      U.S. Bank National Association, as Servicing Function Participant of the 650 Madison Avenue Mortgage Loan

34.26      KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 34.2)

34.27      Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan

34.28      Wells Fargo Bank, National Association, as Trustee of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.29      Wells Fargo Bank, National Association, as Custodian of the 1633 Broadway Mortgage Loan (see Exhibit 34.5)

34.30      Pentalpha Surveillance LLC, as Operating Advisor of the 1633 Broadway Mortgage Loan

34.31      Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 34.1)

34.32      CWCapital Asset Management LLC, as Special Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

34.33      Wilmington Trust, National Association, as Trustee of the Moffett Towers Buildings A, B & C Mortgage Loan (Omitted. See Explanatory Notes.)

34.34      Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 34.5)

34.35      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 34.7)

34.36      National Tax Search, LLC, as Servicing Function Participant of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 34.8)

34.37      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Midland Atlantic Portfolio Mortgage Loan (see Exhibit 34.16)

34.38      CWCapital Asset Management LLC, as Special Servicer of the Midland Atlantic Portfolio Mortgage Loan (see Exhibit 34.32)

34.39      Wilmington Trust, National Association, as Trustee of the Midland Atlantic Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40      Citibank, N.A., as Custodian of the Midland Atlantic Portfolio Mortgage Loan (see Exhibit 34.24)

34.41      Park Bridge Lender Services LLC, as Operating Advisor of the Midland Atlantic Portfolio Mortgage Loan (see Exhibit 34.6)

34.42      U.S. Bank National Association, as Servicing Function Participant of the Midland Atlantic Portfolio Mortgage Loan (see Exhibit 34.25)

34.43      Wells Fargo Bank, National Association, as Primary Servicer of the 525 Market Street Mortgage Loan (see Exhibit 34.1)

34.44      Situs Holdings, LLC, as Special Servicer of the 525 Market Street Mortgage Loan (see Exhibit 34.27)

34.45      Wilmington Trust, National Association, as Trustee of the 525 Market Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.46      Wells Fargo Bank, National Association, as Custodian of the 525 Market Street Mortgage Loan (see Exhibit 34.5)

34.47      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 525 Market Street Mortgage Loan (see Exhibit 34.7)

34.48      National Tax Search, LLC, as Servicing Function Participant of the 525 Market Street Mortgage Loan (see Exhibit 34.8)

34.49      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 555 10th Avenue Mortgage Loan (see Exhibit 34.16)

34.50      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 555 10th Avenue Mortgage Loan (see Exhibit 34.16)

34.51      Wilmington Trust, National Association, as Trustee of the 555 10th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.52      Citibank, N.A., as Custodian of the 555 10th Avenue Mortgage Loan (see Exhibit 34.24)

34.53      U.S. Bank National Association, as Servicing Function Participant of the 555 10th Avenue Mortgage Loan (see Exhibit 34.25)

34.54      KeyBank National Association, as Primary Servicer of the City National Plaza Mortgage Loan (see Exhibit 34.2)

34.55      KeyBank National Association, as Special Servicer of the City National Plaza Mortgage Loan (see Exhibit 34.2)

34.56      Wells Fargo Bank, National Association, as Trustee of the City National Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.57      Wells Fargo Bank, National Association, as Custodian of the City National Plaza Mortgage Loan (see Exhibit 34.5)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer

35.2        KeyBank National Association, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.5        KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.2)

35.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the PCI Pharma Portfolio Mortgage Loan

35.7        Rialto Capital Advisors, LLC, as Special Servicer of the PCI Pharma Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.8        KeyBank National Association, as Primary Servicer of the 650 Madison Avenue Mortgage Loan (see Exhibit 35.2)

35.9        LNR Partners, LLC, as Special Servicer of the 650 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.10      KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 35.2)

35.11      Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

35.12      Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 35.1)

35.13      CWCapital Asset Management LLC, as Special Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

35.14      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Midland Atlantic Portfolio Mortgage Loan (see Exhibit 35.6)

35.15      CWCapital Asset Management LLC, as Special Servicer of the Midland Atlantic Portfolio Mortgage Loan (see Exhibit 35.13)

35.16      Wells Fargo Bank, National Association, as Primary Servicer of the 525 Market Street Mortgage Loan (see Exhibit 35.1)

35.17      Situs Holdings, LLC, as Special Servicer of the 525 Market Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.18      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 555 10th Avenue Mortgage Loan (see Exhibit 35.6)

35.19      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 555 10th Avenue Mortgage Loan (see Exhibit 35.6)

35.20      KeyBank National Association, as Primary Servicer of the City National Plaza Mortgage Loan (see Exhibit 35.2)

35.21      KeyBank National Association, as Special Servicer of the City National Plaza Mortgage Loan (see Exhibit 35.2)

99.1        Mortgage Loan Purchase Agreement, dated as of May 21, 2020, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on June 12, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

99.2        Mortgage Loan Purchase Agreement, dated as of May 21, 2020, between GS Mortgage Securities Corporation II and Citi Real Estate Funding Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 21, 2020 under Commission File No. 333-226082-07 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)   Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 18, 2021